Form 10KSB40
period 1995-12-31
CATALYST ENERGY SERVICES INC
filed 1996-03-26
CIK 815029

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE OF 1934 [Fee Required]

      For the fiscal year ended DECEMBER 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from ________to_____________

      Commission file number 0-16618


                        CATALYST ENERGY SERVICES, INC.
               (Name of small business issuer in its charter)

            DELAWARE                               72-0885519
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                    3 RIVERWAY, STE 770, HOUSTON, TX 77056
            (Address of principal executive offices)   (Zip Code)

Issuer's telephone number (713) 623-8133

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class          Name of each exchange on which registered

        NONE


Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                             (Title of class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [ ]   No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year  $11,308,691

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). Such information is not available to the Registrant, as to the best of the Registrant's knowledge, there has been no trading in the Registrant's voting stock.


                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of 12/31/95, 12,957,223 shares of common stock were outstanding.

Transitional Small Business Disclosure Format
            Yes      No  X
               ----    ----


Documents Incorporated by Reference.

     None


                              TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . .   4

Item 2.   Description of Property  . . . . . . . . . . . . . . . . . . . .   7

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   8

Item 4.   Submission of Matters to a Vote of  Security-Holders . . . . . .   8



                                PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . .   8

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . .   8

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .  10

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures. . . . . . . . . . . . .  10


                                PART III

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . .  11

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .  12

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 12.  Certain Relationships and Related Transactions . . . . . . . . .  14


                                PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  15


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

Catalyst Energy Services, Inc. ("CESI" or the "Company") was formerly named Catalyst Valve Services, Inc. This name change was effective November 1, 1994. Catalyst Valve Services, Inc. was formerly named Starstream Communications
Group, Inc. ("SCGI").   This name change was effective September 1, 1994.

Historically, SCGI's operations involved the production, marketing and distribution of (i) compact discs, audio cassettes and LPs in Poland through Polton Records, pursuant to a distribution contract with Warner Music International, (ii) custom music-oriented publication in the United States, and
(iii) nationally-sponsored radio promotions in the United States. SCGI had discontinued all active business operations by May, 1993.

In anticipation of winding down its business activities, SCGI explored methods of maximizing shareholder value through acquisitions, mergers, divestitures or financings. Of the various proposals reviewed by SCGI, SCGI elected to pursue an exchange transaction (the "Exchange") with Manifold Valve Services, Ltd., a Texas limited partnership, ("MVS") pursuant to which all of the partnership interests of MVS were exchanged for newly-issued common stock of SCGI. MVS is a fully equipped and American Petroleum Institute certified repair facility and remanufacturer of valves used by the oil and gas drilling industry.

In January, 1994 SCGI, MVS and the partners of MVS entered into an Exchange Agreement, amended in March and June 1994, pursuant to which, effective August 31, 1994, SCGI issued 2,722,790 (post split) shares of its common stock, constituting initially 91.5% of the outstanding shares (subject to a possible subsequent upward adjustment to a maximum of 7,186,462 shares or 96.6% of the outstanding shares based upon a subsequent evaluation of MVS assets) to the MVS partners in exchange for all of the MVS partnership interests. The MVS partnership interests were subsequently contributed to a wholly-owned subsidiary, Manifold Valve Services, Inc. ("MVSI"). Pursuant to this transaction, SCGI changed its name to Catalyst Valve Services, Inc. and subsequently, to Catalyst Energy Services, Inc.

In June of 1995, pursuant to the Exchange Agreement and based on the realized value of SCGI's net assets, SCGI issued an additional 2,207,174 shares to the MVS partners, resulting in MVS partners owning 95.12% of SCGI's shares.

In February 1995, CESI entered into a non-binding letter of intent to acquire, via merger, the assets, liabilities and operations of Compressor Dynamics, Ltd. ("CDL").

CDL is one of the larger gas compressor rental companies in the United States, providing equipment, parts and services for land based, portable compressors.

CDL's general and limited partners, which controlled all of CDL's partnership interests, are affiliates of CESI's largest shareholder. CDL's limited partner, Catalyst Capital Partners I, Ltd. ("CCPI") owned 65.63% of CESI prior to the CDL merger.

The CDL merger became effective June 15, 1995, in a transaction accounted for similar to a pooling of interests, whereby CESI issued 7,774,334 shares of its common stock, and 319,174 shares of $.01 par, convertible preferred stock, for all of the partnership interests in CDL. The common shares issued to CDL's partners represented approximately 60% of CESI's common shares, post merger. The partnership interests acquired were contributed to a newly formed wholly owned subsidiary, Compressor Dynamics, Inc. and CDL was dissolved. The result was, CDI became the successor to CDL's business.

Presently, CESI acts primarily as a holding company for MVSI and CDI, which hold substantially all of the operating assets of CESI. The principal offices of CESI are located at Three Riverway, Suite 770, Houston, Texas 77056. Its telephone number is (713) 623-8133.

BUSINESS  (Petroleum Equipment-Segment)

MVS, the predecessor to MVSI, acquired the net assets and business of the predecessor entity in January 1992. MVSI specializes in the repair and remanufacture of high pressure (5,000 to 15,000 PSI) valves (primarily gate), that are principally used in oil and gas drilling applications. These valves (either sold separately or assembled by MVSI in a piping system known as a drilling manifold) are critical for the drilling contractor to assist in controlling bottom hole pressures during drilling. The manifold and the drilling blowout preventor (BOP) work in concert with one another. Occasionally, a third discrete component (often including a separate hydraulic control console located on the drilling rig) known as a drilling choke, is combined to form the principal components of the pressure control system of a drilling rig.

The three founding principals of the predecessor to MVSI, each of whom is now employed by MVSI, have been providing services, repairs and remanufactured valves to the oil and gas drilling industry collectively for over 38 years. MVSI's single largest item of repair is the gate valve. MVSI offers professional certification on its rebuilt valves which requires, among other things, that a degreed engineer review the design, repair drawings and processes MVSI follows during repair.

The gate valves MVSI repairs and rebuilds have orifices ranging from 1-13/16 inches to 4-1/8 inches, with working pressures up to 15,000 PSI. The valve brands that MVSI regularly repairs and rebuilds include original equipment manufactured by Cameron, Quality, McEvoy, Shaffer, Vetco and WKM.

In addition to gate valves and manifold packages, MVSI offers repair services for diverter ball valves, reset relief valves, double block valves, drilling choke controls and small amounts of BOP repair. MVSI maintains a 100% customer satisfaction warranty policy, which states that MVSI warrants its repair and remanufacturing work to be free from defects caused by workmanship for one year. In June 1995, MVSI was awarded the designation of ISO-9001.

CUSTOMERS

MVSI's customers include international and domestic drilling contractors, rental tool and supply companies and oil and gas operators. The majority of MVSI's work is performed for offshore rig fleets, rather than land-based drilling rigs. A small portion of its repair work is for equipment based on production platforms. MVSI's customers operate worldwide wherever exploration and production of oil and gas occurs.

MVSI's 10 largest customers generated approximately 83%, and 71% of its revenues for the fiscal years ended December 31, 1995, and 1994, respectively. The largest customer represented 18%, 14% and 8% of total revenues for the years ended December 31, 1995, and 1994, respectively. Sales to International Chandlers, Inc. and ENSCO Offshore Company accounted for 18% and 16% of MVSI's total 1995 revenues. Sales to Falcon Drilling, Inc, ENSCO Offshore Company, Sundowner Offshore Service and Diamond Offshore Drilling accounted for 14%, 14%, 12% and 12% of MVSI's total 1994 revenue.

COMPETITION

MVSI faces competition from many original equipment valve manufacturers and from numerous independently operated repair and remanufacture facilities located in the U.S. and abroad. MVSI believes that it is one of the larger U.S.-based companies operating in its market, but estimates its market share is less than 15%. While the market is highly competitive, MVSI attempts to differentiate itself on the basis of its commitment to service, extensive inventories, product knowledge, recognized certifications and responsiveness.

INSURANCE

MVSI maintains comprehensive insurance coverage including property, liability, automobile, medical, worker's compensation, and "key man" insurance in amounts it believes are both necessary and customary for the industry.

EMPLOYEES

MVSI employs approximately 40 persons, eight of whom are involved in sales, management, engineering and administration all of whom are full-time. None of the MVSI work force is covered by collective bargaining agreements. MVSI provides each full-time and eligible employee medical insurance, worker's compensation coverage and participation in a company-sponsored 401(k) profit sharing plan. MVSI believes that its relationships with its work force are satisfactory. CESI serves primarily as a holding company and has no employees at this time.

BUSINESS  (COMPRESSION EQUIPMENT SEGMENT)

CDL, the predecessor to CDI, acquired the net assets and business of the predecessor entity in February 1992. CDI owns and rents portable skid mounted, land based gas compressors to operators of natural gas properties.

The majority of compression utilized by gas producers and operators in the United States is derived from compressors they own and operate themselves. However, independent rental and service companies similar to CDI satisfy an ever increasing share of the compression requirements of gas producers and operators. CDI operates from three rented facilities located in: Seminole, OK; Eastland, TX; and Houston, TX.

The President and V.P. of Operations of CDI have worked the majority of their careers in the compressor rental industry, and collectively possess over 25 years of experience.

CDI has over 400 units in its rental fleet, with approximately 60 units in a state of partial completion. Additional component assembly would be required to place these 60 units in rentable condition. CDI has predominantly all its rental units located in TX, OK, KS, and LA.

CDI provides the majority of its units on a full or major maintenance basis. However, occasionally customers provide the equipment maintenance, allowing CDI to provide the unit on a "bare" rent basis.

CUSTOMERS

CDI's customers are primarily smaller independent oil and gas operators, or operators of gas gathering systems.

CDI's 10 largest customers generated approximately 44%, and 40%, of its revenues for the fiscal years ended December 31, 1995, and 1994, respectively. Revenues from TransTexas Gas Corporation represented 17% and 16% of its revenues for the years ended December 31, 1995, and 1994, respectively.

COMPETITION

CDI faces competition from numerous independent equipment rental companies, many of whom are larger and possess greater resources, broader equipment selection, special fabricating capabilities, etc.

INSURANCE

CDI maintains comprehensive insurance coverage including property, liability, automobile, medical, worker's compensation, and "key man" insurance in amounts it believes are both necessary and customary for the industry.

EMPLOYEES

CDI employs approximately 45 persons on a full-time basis, twelve of whom are involved in sales, management, engineering and administration. None of the CDI work force is covered by collective bargaining agreements. CDI provides each full-time and eligible employee medical insurance, worker's compensation coverage and participation in a company-sponsored 401(k) profit sharing plan. CDI believes that its relationships with its work force are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

MVSI leases approximately 25,000 square feet of manufacturing, warehouse and office space in Jennings, Louisiana from Andrew Cormier, the president of MVSI. The monthly rental for these facilities is $5,000. Management of the Company believes that the rental rate and other terms of the lease with Mr. Cormier were established on terms comparable to an arms-length basis. The lease expires in December, 1997 and has two five-year renewal options. MVSI believes that these facilities are adequate for its current operations.

CDI leases property from unaffiliated parties in three locations, generally proximate to its primary areas of rental activity. They include: 46,750 square feet of repair, storage, and office space in Houston, TX.; 23,000 square feet of repair and storage space in Eastland, TX.; and 3,660 square feet of repair and storage space in Seminole, OK. The monthly rentals for these facilities are $8,000, $800, and $675, respectively. In addition, CDI is responsible for real property taxes only for the Houston leased facility in the approximate amounts of $7,300 per annum.

The leases expire April, 1998, December, 1997, and month to month, respectively. CDI believes these facilities are adequate for its current operations and that upon lease expiration, these facilities can be released on comparable terms, or alternative facilities can be secured without materially interrupting CDI's business.

ITEM 3.   LEGAL PROCEEDINGS

Neither the Company nor MVSI nor CDI are presently involved in any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of February 2, 1996 CESI ("the Company") had approximately 198 holders of record of the Company's common stock. This number does not include shares held in "broker" or "nominee" name. The Company's common stock was delisted from the NASDAQ system on June 4, 1993. There is currently no public trading market for the Company's common stock of which The Company is aware.


        Quarter              1995                1994
                       CLOSING BID PRICE   CLOSING BID PRICE
                       -----------------   -----------------
                         HIGH    LOW          HIGH   LOW
                         ----    ---          ----   ---
        First            ---     ---          ---    ---
        Second           ---     ---          ---    ---
        Third            ---     ---          ---    ---
        Fourth           ---     ---          ---    ---

The Company has not declared or paid a dividend on its common stock in the past
three years.   The Company intends to retain future earnings, if any, for use in business operations and does not anticipate paying cash dividends on its common stock in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In August 1994, CESI acquired MVS. In June of 1995, CESI merged with CDL through an Exchange offer accounted for similar to a pooling of interests method of accounting. As a result of these developments and the related accounting treatment of these events, CESI reports the consolidated results for MVS and CDL for the fiscal years 1995 and 1994 in the following "Results of Operations".

RESULTS OF OPERATIONS

FISCAL YEAR ENDED 1995 COMPARED TO FISCAL YEAR ENDED 1994.

CESI, whose operations are predominantly those of its two wholly owned subsidiaries MVSI and CDI, had total revenues for 1995 of $11,308,691, which represented an increase of 3.8% over 1994's $10,899,146. Separately, MVSI's revenues for 1995 of $5,860,346, represents an increase of 20% over 1994's of $4,877,826 resulting from increased offshore drilling activity. CDI's revenues for 1995 of $5,448,345 represents a decrease of 9.5% from 1994's of $6,021,320 due to intense pricing pressure in the compressor rental market.

CESI's cost of services and rentals for 1995 were $7,124,550 or 63% of total revenues. This compares to 1994's cost of services and rentals of $6,374,305, or 58.5% of total revenues. The higher cost of sales as measured in percentage of revenues, largely reflects the competitive pressure of rental rates at CDI, and the lower levels of profitability given the somewhat fixed nature of many of CDI's cost of rentals and higher material costs experienced by MVSI during 1995. Separately, MVSI's cost of services for 1995 were $4,075,150, or 69.5% of total service revenues. This compares to 1994's
cost of services of $3,265,428, or 66.9% of total sales.   CDI's cost of
rentals for 1995 were $3,049,400, or 56% of total sales. This compares unfavorably to 1994's cost of sales of $3,108,877, or 51.6% of total sales.

Selling, general and administrative ("SG&A") expenses were $2,227,998 for 1995, or 19.7% of revenues, compared to $2,123,071, or 19.5% in 1994. The modest increase of $104,927 for 1995 is attributable to costs associated with higher 1995 service revenues at MVSI, and increases in insurance and other expense items. Depreciation and amortization was $847,096 for 1995, versus $801,310 for 1994, reflecting the additional depreciation related to net purchases of depreciable personal property principally at CDI.

Other income and expense, on a combined basis, resulted in a net expense of $68,259 for 1995, down from 1994's net expense of $152,063. This decrease is largely the result of a reduction in interest expense to $272,492 in 1995 from 1994's $359,884. The reduction relates primarily from the reduced level of fixed rate indebtedness and slightly lower interest rates for variable rate indebtedness.

Net income from operations totalled $1,109,047 for 1995 compared to $1,600,460 for 1994. Net income before taxes was $1,040,788 for 1995, a 28.1% decrease from 1994's amount of $1,448,937. The decline in income from operations primarily reflects the impact of lower gross margins achieved during 1995 by both MVSI and CDI.

The Company's income tax provision for 1995 reflects results from MVSI and the holding Company's operations for twelve months of operations. The income tax provision for CDI reflects results subsequent to the date of the CDL Exchange offer (June 15, 1995). Prior to the exchange, CDL was taxed as a limited partnership and therefore, no provision for income taxes was recognized. Upon the consummation of the exchange, CDI recorded a one time deferred income tax expense to provide for the effect of temporary differences between the tax and financial reporting bases of certain assets and liabilities of CDL.

CESI, at the time of the MVSI merger, possessed a net operating loss ("NOL") carryforward in excess of $2,000,000 and a capital loss carryforward of approximately $500,000. As a result of the change in ownership of CESI on August 31, 1994, the future utilization of these carryforwards may be limited. The recognition of these carryforwards is explained in detail in Footnote 11 of the 1995 Financial Statements contained herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $321,946 at December 31, 1995 decreased $506,617 or 61.9% from year end 1994 due to the repayment of long term debt and capital expenditures in excess of net cash provided by operating activities for 1995.

Total debt outstanding at fiscal year end 1995 was $2,758,240 compared to $3,903,775 at fiscal year end 1994. The Company reduced its debt outstanding by principal payments of $1,145,535 and had no additional borrowings. At December 31, 1995, the Company had no outstanding borrowings against its revolving credit lines and has available borrowings based on the note agreement in force at CDI and MVSI, of $1,455,794. The Company anticipates that it will finance its working capital needs from its net cash provided by operating activities, and from its revolving credit facilities, if required.

In fiscal year end 1995, net cash provided by operating activities was $1,099,725 compared to net cash provided of $2,120,838 in 1994. The decrease was primarily due to decreases in accrued liabilities and accounts payable and increases in inventory balances. Net cash used by investing activities decreased from $382,830 in 1994 to $359,820 in 1995, due to decline in purchases of property and equipment. Net cash used in financing activities decreased from $1,532,830 in 1994 to $1,246,522 in 1995. The decrease was attributable to a decline in partnership distributions because CDI ceased to be a partnership in June of 1995, somewhat offset by the absence of long-term borrowings.

The Company expects that 1996 capital expenditures will be between $350,000 and $600,000 depending upon overall market conditions. They will be funded by a combination of net cash provided by operations and the Company's revolving credit facilities.

NEW ACCOUNTING STANDARD

The Financial Accounting Standards Board (the "FASB") issued SFAS No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which is effective beginning in 1996. SFAS No. 121 specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed, and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. Management does not currently believe SFAS NO. 121 will have a material impact on the Company's financial condition or operating results upon implementation.

The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement requires disclosures as to what earnings and earnings per share would have been if the new rules had been adopted. Management intends to adopt the disclosure requirements of this statement in 1996.

ITEM 7. FINANCIAL STATEMENT.

The Company's Consolidated Financial Statements required by this Item begin at page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Changes in Registrant's Certified Accountant

(a) Effective November 15, 1995 by unanimous written consent in lieu of a board meeting, the Board of Directors of Catalyst Energy Services, Inc. engaged the accounting firm of Hein & Associates LLP as independent accountants for the Registrant for 1995. The services of Ernst & Young, LLP were terminated at the same meeting.

(b) During the most recent fiscal year ended 1994 and in the subsequent interim periods up through the date of their dismissal, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events which if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

(c) Ernst & Young LLP's report on the financial statements for the year ended December 31, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The Directors and Executive Officers of the Company are as follows:

      NAME             AGE            OFFICE
      ----             ---            ------
      Ronald Nixon     40      President and Director
      Rick Herrman     41      Chief Financial Officer, Secretary and Director
      Andrew Cormier   51      Director and President of MVSI
      Gary Farr        42      Director and President of CDI

RONALD NIXON has served as president and a director of the general partner of MVS from January 1992 and of CDL from February of 1992 until the consummation of the MVSI and CDI Exchanges. From 1990 to the present, Mr. Nixon has been an officer and director of The Catalyst Group, Inc., an investment firm in Houston, Texas.

RICK HERRMAN has served as vice president and a director of the general partner of MVS from January 1992 until the consummation of the MVSI and CDI Exchanges. From 1990 to the present, Mr. Herrman has been an officer and director of The Catalyst Group, Inc., an investment firm in Houston, Texas.

ANDREW CORMIER has served a president of the general partner of MVS from January 1992 until the MVSI Exchange in August of 1994. Since the Exchange, Andrew has served as President of MVSI and a Director of CESI. Mr. Cormier was president of the predecessor to MVS, from February 1989 to January 1992.

GARY FARR has served as president of CDL since January 1992, and has served as President of CDI since June of 1995. Mr. Farr was general manager of the predecessor to CDL, from January 1987 to January 1992.

Messrs. Nixon, Herrman and Cormier became Directors of the company effective
with the initial Exchange on August 16, 1994.   Mr. Farr became a Director of
the Company effective with the CDL Exchange on June 15, 1995.

ITEM 10.               EXECUTIVE COMPENSATION.

There are no employment agreements in effect between CESI and any of its officers. No executive compensation is paid at this time by CESI to any
current officers.   However, Mr. Nixon and Mr. Herrman are 50% shareholders
in Catalyst Compressor, Inc. who provided management consulting services to the Company in the amount of $102,000 and $108,000 in 1995 and 1994, respectively. The Directors are not currently compensated by CESI for their services as directors.

The following table sets forth information with respect to the chief executive officer and other executives of MVSI and CDI who received total annual salary and bonuses for the fiscal years ended December 31, 1995 and December 31, 1994 in excess of $100,000 and may be deemed to be key employees of CESI:

                        SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION

                                                                     Other
     Name and Principal                                              Annual
          Position              Year       Salary       Bonus     Compensation
     ------------------         ----       ------       -----     ------------
     Andrew Cormier             1995       $102,992     $111,860      -0-
     President - MVSI           1994       $105,000     $ 86,263      -0-

     Gary Cryer                 1995       $ 60,000     $ 56,362      -0-
     Secretary Treasurer-MVSI   1994       $ 60,000     $ 43,031      -0-

     Harry Ardoin, Jr.          1995       $ 60,000     $ 56,362      -0-
     Vice President - MVSI      1994       $ 60,000     $ 42,594      -0-

     Gary Farr                  1995       $101,350     $ 55,219      -0-
     President - CDI            1994       $107,312     $ 61,841      -0-

The Company has defined contribution 401(k) plans covering substantially all of its employees. Employees are eligible for participation in the plans at semi-annual dates immediately following one year of service. Employee contributions are vested immediately and employer contributions are vested over a period of five years. The Company, at its discretion, matches up to 50% of a participant's salary deferred up to a maximum of 6% of participant's compensation at CDI. The amount matched is a totally discretionary contribution at MVSI.

Effective January 1992, MVS entered into five-year employment agreements with each of its three key executives, Messrs. Andrew Cormier, Gary Cryer and Harry Ardoin. These employment agreements have been assumed by MVSI. In addition to establishing certain base levels of compensation and terms and conditions of employment, the employment contracts and agreements established certain future payments related to the employee's agreements not to compete for three years after the expiration of the employment agreement. The payments are in the form of a performance bonus, based on 30% of MVSI annual earnings before interest and taxes in excess of $500,000. The total bonus payable by MVSI to Messrs. Cormier, Cryer and Ardoin shall not exceed an aggregate of $800,000 during the term of the employment agreements. As of December 31, 1995, MVSI had paid $626,579 of this bonus.

Effective January 1992, CDL entered into five-year employment agreements with each of its three then existing key executives, Messrs. Gary Farr, Stephen
Gillioz and Michael Richards.   Mr. Gillioz left the employment of CDI in
September, 1995 to join The Catalyst Group, Inc.. These employment agreements were assumed by CDI effective with the CDL exchange. In addition to establishing base levels of compensation and terms and condition of employment, the employment contracts provide for a payment of annual bonuses to the officers equal to 10% (when three executives were employed; reduced to 7.5% now that there are two executives employed) (in the aggregate) of CDI's adjusted earnings before interest and current income taxes, provided that adjusted earnings exceed $325,000 per year. In addition, the executives have agreed not to compete with CDI for one year subsequent to the expiration of the agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning beneficial ownership of the Company's common stock as of December 31, 1995, by (i) each shareholder who is known by the company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director, (iii) the President of the Company and the four most highly compensated officers of the Company and its subsidiaries, and (iv) all Directors and Executive Officers of the Company and its subsidiaries as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated.


 Name and Address                            Amount of                Percent
of Beneficial Owner                     Beneficial Ownership          of Class
------------------                      --------------------          --------
Catalyst Capital Partners, I, Ltd. (1)      10,327,439                 79.7%
Three Riverway, Suite 770
Houston, Texas  77056

Andrew Cormier (2)                             492,994                  3.8%
I-10 Service Road South
P.O. Box 1009
Jennings, Louisiana 70546

Gary Farr                                      385,417                  3.0%
104 Riley Road
Houston, Texas  77047

Ronald T. Nixon (3)                                  0                  ---
Three Riverway, Suite 770
Houston, Texas  77056

Rick Herrman (4)                                     0                  ---
Three Riverway, Suite 770
Houston, Texas  77056

Harry Ardoin                                   246,497                  1.9%
I-10 Service Road South
P.O. Box 1009
Jennings, Louisiana  70546

Gary Cryer                                     246,497                  1.9%
I-10 Service Road South
P.O. Box 1009
Jennings, Louisiana  70546

All Directors and Executive Officers (5)     1,564,115                 12.1%
as a group (7 persons)

(1) Does not include 49,300 shares owned by The Catalyst Group, Inc., the general partner of Catalyst Capital Partners I, Ltd. or 77,743 shares owned by Catalyst Compressor Inc., the former general partner of Compressor Dynamics, Ltd., the beneficial ownership of which is disclaimed by Catalyst Capital Partners I, Ltd.

(2) Does not include 123,248, shares owned by the Matthew James Cormier Trust and 123,248 shares owned by the Paige Sonya Cormier Trust, for which Andrew Cormier serves as trustee, beneficial ownership of which is disclaimed by Mr. Cormier.

(3) Does not include 49,300 shares owned by The Catalyst Group, Inc., or 77,743 shares of Catalyst Compressor, Inc. of which Mr. Nixon is a shareholder, and 10,327,439 shares owned by Catalyst Capital Partners I, Ltd., of which The Catalyst Group, Inc. is the general partner, beneficial ownership of which is disclaimed by Mr. Nixon.

(4) Does not include 49,300 shares owned by The Catalyst Group, Inc., or 77,743 shares of Catalyst Compressor, Inc. of which Mr. Herrman is a shareholder, and 10,327,439 shares owned by Catalyst Capital Partners I, Ltd., of which The Catalyst Group, Inc. is the general partner, beneficial ownership of which is disclaimed by Mr. Herrman.

(5) Does not include shares as to which Directors and Executive Officers disclaim beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Coincident with the purchase by MVS of certain assets of the predecessor business to MVS, in January 1992 MVSI entered into a five-year lease for facilities owned by Mr. Cormier which were occupied by MVS. This lease has subsequently been assumed by MVSI. MVSI leases the facilities from Mr. Cormier at the rate of $5,000 per month. Payments under this lease were $60,000 and $51,000 for the fiscal years ended December 31, 1995 and 1994 respectively. In the opinion of management of the company, the rent and other lease terms are no less favorable to MVSI than would be available from third parties.

In January 1992, MVS executed a note payable to Catalyst Capital Partners I, Ltd. in the principal amount of $1,080,000 bearing interest at the rate of 10% per annum. In connection therewith, Catalyst Capital Partners I, Ltd. was granted a security interest in certain property of MVS, including inventory, equipment, contract rights, general intangible and intellectual
property.   MVSI retired the note in 1995, and the security interest was
released.   Mr. Nixon and Mr. Herrman are the sole shareholders of The
Catalyst Group, Inc. the general partner of Catalyst Capital Partners I, Ltd.

Catalyst Compressor, Inc. ("CCI") an affiliate of The Catalyst Group, Inc., charged the Company fees for certain general, administrative, and management services totaling $102,000 and $108,000 in 1995 and 1994, respectively.

The Company was a 50% partner in a joint venture from which the Company derived $366,935 and $476,343 of rental revenues in 1995 and 1994, respectively. At December 31, 1994, the Company had receivables from the joint venture of $116,663. The Company acquired it's 50% joint venture partner's interest in 1995 for $155,000, effectively dissolving the joint venture.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference to, the Company's current report on Form 8-K dated June 15, 1995. The exhibit which is denoted by a double asterisk (**) was previously filed as a part of, and is hereby incorporated by reference to, the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

Exhibit                                                     Sequential
Number                   Description                        Page Number
-------                  -----------                        -----------
 **2.1       Amended and Restated Exchange Agreement March
             31, 1994 (Exhibit 2(a) to Form 8-K).

 **2.2       Amendment to Amended and Restated Exchange
             Agreement, effective June 23, 1994 (Exhibit 2(b) to
             Form 8-K).

  *2.3       Exchange Agreement, June 15, 1995 (Exhibit 2.1 to
             Form 8-K).

 **3.2 Certificate to Amendment to the Certificate to Incorporation,effective August 18, 1994.

 **3.3 Certificate to Amendment to the Certificate to Incorporation, effective November 1, 1994

 **3.4       Bylaws

 **4.1       Specimen of Common Stock Certificate of Catalyst
             Energy Services, Inc.

**10.1 Lease Agreement as amended dated January 27, 1994, between Andrew Cormier and Manifold Valve Service, Ltd

**10.2       Employment Agreement between Andrew Cormier and
             Manifold Valve Services, Inc.

**10.3       Employment Agreement between Harry Ardoin, Jr. and
             Manifold Valve Services, Inc.

**10.4       Employment Agreement between Gary Cryer and
             Manifold Valve Services, Inc.

  10.5 Loan Agreement and First Amendment to Loan Agreement between Compressor Dynamics, Inc. and First Interstate Bank of Texas dated December 1, 1995.

  10.6 Loan Agreement between Manifold Valve Services, Inc. and First Interstate Bank of Texas dated September 1, 1995

  10.7       Employment Agreement between Gary Farr and Compressor
             Dynamics, Inc.

  21.1       Subsidiaries of Registrant.

  27         Financial Data Schedules


(b)   Reports on Form 8-K

      Form 8-K was filed on November 15, 1995 for a change in the Registrant's Certified Accountant.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Catalyst Energy Services, Inc.
                           ------------------------------------------


                      By        /S/ Ronald T. Nixon
                           ------------------------------------------
                                Ronald T. Nixon, President

                     Date       March 22, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       By       /S/ Ronald T. Nixon
                           ------------------------------------------
                                Ronald T. Nixon
                                President and Director

                     Date       March 22, 1996


                       By       /S/ Rick Herrman
                           ------------------------------------------
                                Rick Herrman
                                Chief Financial Officer and Director

                     Date       March 22, 1996


                       By       /S/ Andrew Cormier
                           ------------------------------------------
                                Andrew Cormier
                                Director

                     Date       March 22, 1996


                        By
                           ------------------------------------------
                                Gary Farr
                                Director

                     Date       March  22, 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent auditor's report. . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated balance sheet. . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated statements of income . . . . . . . . . . . . . . . . . . . .  F-6

Consolidated statements of Partners' capital and stockholders' equity . .  F-7

Consolidated statements of cash flows . . . . . . . . . . . . . . . . . .  F-8

Notes to consolidated financial statements. . . . . . . . . . . . . . . .  F-9

                         INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors
Catalyst Energy Services, Inc.
Houston, Texas


We have audited the accompanying consolidated balance sheet of Catalyst
Energy Services, Inc., as of December 31, 1995, and the related consolidated statements of income, partners' capital and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalyst Energy Services, Inc. at December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the combination of the accompanying consolidated statements of income, partner's capital and stockholders' equity and cash flows for the year ended December 31, 1994, after restatement for the 1995 acquisition of Compressor Dynamics, Ltd.; in our opinion such consolidated statements have been properly combined on the basis described in Note 2 of the notes to consolidated financial statements. Separate financial statements of the companies included in the 1994 restated consolidated statements of income and cash flows were audited and reported on separately by other auditors.

Hein + Associates, LLP
Certified Public Accountants

Houston, Texas
March 6, 1996

                        REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Board of Directors
Catalyst Energy Services, Inc.


We have audited the consolidated statements of operations and stockholders' equity and cash flows of Catalyst Energy Services, Inc. for the year ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Catalyst Energy Services, Inc. for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                       ERNST & YOUNG LLP


Houston, Texas
March 31, 1995

                        REPORT OF INDEPENDENT AUDITORS



Partners
Compressor Dynamics, Ltd.


We have audited the related statement of operations and partners' capital and cash flows of Compressor Dynamics, Ltd. for the year ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Compressor Dynamics, Ltd. for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


                                       ERNST & YOUNG LLP

Houston, Texas
February 23, 1995

                        CATALYST ENERGY SERVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1995

                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $  321,946
Accounts receivable-trade, net of allowance for
  doubtful accounts of $92,028                                     1,496,133
Inventory, net                                                     2,304,027
Prepaids and other current assets                                     58,653
                                                                   ---------
                    Total current assets                           4,180,759

PROPERTY AND EQUIPMENT, NET                                        3,503,541

OTHER ASSETS:
Inventory                                                            686,656
Notes receivable due from officers                                    34,800
                                                                   ---------
                    TOTAL ASSETS                                  $8,405,756
                                                                   ---------
                                                                   ---------
                      LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable-trade                                            $  507,764
Accrued liabilities                                                  264,316
Deferred revenue                                                     393,958
Federal and state income taxes payable                               150,287
Current portion of long-term debt and notes payable                  714,453
                                                                   ---------
                    Total current liabilities                      2,030,778

LONG-TERM LIABILITIES:
Deferred income taxes                                                324,965
Long-term debt, net of current portion                             2,043,787
                                                                   ---------
                    Total long-term liabilities                    2,368,752

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par value:
  No stated dividend, non voting and non cumulative;
  5,000,000 shares authorized, 319,174 shares of Series A
  issued and outstanding                                               3,192
Common stock, $.01 par value:
  225,000,000 shares authorized, 12,957,223 shares
  issued and outstanding                                             129,572
Additional paid-in capital                                         1,396,150
Retained earnings                                                  2,478,312
                                                                   ---------
                                                                   4,007,226
                                                                   ---------
Treasury stock (2,500 shares at cost)                                 (1,000)
                                                                   ---------
                    Total stockholders' equity                     4,006,226
                                                                   ---------
                    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $8,405,756
                                                                   ---------
                                                                   ---------

See accompanying notes

                        CATALYST ENERGY SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  Years ended December 31
                                                                  1995               1994
                                                                  ----               ----
Service revenues                                             $ 5,860,346          $ 4,877,826
Rental revenues                                                5,448,345            6,021,320
                                                             -----------          -----------
  Total revenues                                              11,308,691           10,899,146

Cost of service revenues                                       4,075,150            3,265,428
Cost of rental revenues                                        3,049,400            3,108,877
                                                             -----------          -----------
  Cost of service and rental                                   7,124,550            6,374,305

Gross profit                                                   4,184,141            4,524,841

Selling, general & administrative expenses:
  Selling, general and administrative (Note 6)                 2,227,998            2,123,071
  Depreciation and amortization, net of amounts
    included in cost of service and rental                       847,096              801,310
                                                             -----------          -----------
  Total selling, general and administrative                    3,075,094            2,924,381
                                                             -----------          -----------
Operating income                                               1,109,047            1,600,460

Other income(expense):
  Gain on sale of equipment                                      150,597              178,508
  Interest income                                                 31,154               15,332
  Interest expense (Note 6)                                     (272,492)            (359,884)
  Other, net                                                      22,482               13,981
                                                             -----------          -----------
Total other income(expense)                                      (68,259)            (152,063)
                                                             -----------          -----------
Income before income tax                                       1,040,788            1,448,397

Income tax expense (Note 11)                                     619,370              121,782
                                                             -----------          -----------

Net income                                                   $   421,418          $ 1,326,615
                                                             -----------          -----------
                                                             -----------          -----------

Number of common and common equivalent shares                 12,845,507           12,480,951
                                                             -----------          -----------
                                                             -----------          -----------

    Pro Forma information (Note 14)
      Historical income before tax                           $ 1,040,788          $ 1,448,397
      Pro Forma provision for income taxes (unaudited)           401,952              559,371
                                                             -----------          -----------
      Pro Forma net income (unaudited)                       $   638,836          $   889,026
                                                             -----------          -----------
                                                             -----------          -----------
      Pro Forma net income per share ( unaudited)                  $0.05                $0.07
                                                             -----------          -----------
                                                             -----------          -----------

See accompanying notes

                        CATALYST ENERGY SERVICES, INC.
    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                             CONVERTIBLE
                                            PREFERRED STOCK      COMMON  STOCK           ADDITIONAL
                                          NO. OF SHARES  PAR   NO. OF SHARES  PAR         PAID-IN   TREASURY  RETAINED  PARTNERS'
                                             ISSUED    VALUE     ISSUED      VALUE        CAPITAL    STOCK    EARNINGS   CAPITAL
                                             ------    -----     ------      -----        -------    -----    --------   -------
Balances at December 31, 1993                    0        $0             0         $0          $0       $0         $0  $ 2,952,247

Partnership net income (through                                                                                          1,193,411
 August 31, 1994 for MVS)
Partnership distributions                                                                                                 (687,201)

Effect of conversion to corporation:
 Shares outstanding at date of conversion                       6,320,992      63,235      31,899
 Issuance of shares in exchange for MVS
  partnership interests                                       117,665,431   1,176,654     (70,382)                      (1,106,272)

Purchase of treasury stock                                                                          (1,000)
Effect of reverse split                                      (119,026,966) (1,190,294)  1,190,294
Post acquisition net income                                                                                    133,204
                                           ---------------------------------------------------------------------------------------
Balances at December 31, 1994                    0         0    4,959,457      49,595   1,151,811   (1,000)    133,204   2,352,185

Issuance of shares in exchange for
 CDL partnership interests                 319,174     3,192    7,774,334      77,743     246,573            1,923,690  (2,251,198)
Additional shares issued for MVS net
 asset value adjustment                                           223,432       2,234      (2,234)
Partnership distributions                                                                                                 (100,987)
Net income                                                                                                     421,418
                                           ---------------------------------------------------------------------------------------
Balances at December 31, 1995              319,174    $3,192   12,957,223  $ 129,572   $1,396,150  ($1,000) $2,478,312          $0
                                           ---------------------------------------------------------------------------------------
                                           ---------------------------------------------------------------------------------------

                        CATALYST ENERGY SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED DECEMBER 31
                                                             1995           1994
                                                             ----           ----
Operating activities:
 Net income                                              $   421,418     $ 1,326,615
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Deferred income taxes                                    288,409          36,556
    Depreciation and amortization                            948,071         869,721
    Gain on sale of property and equipment                  (150,597)       (178,508)

Changes in operating assets and liabilities:

  Accounts receivable                                        105,722        (183,380)
  Other assets and prepaid expenses                            6,962          18,937
  Inventory                                                 (210,844)        (81,977)
  Accounts payable & accrued liabilities                    (389,477)        242,648
  Federal and State income tax payable                        80,061          70,226
                                                         -----------     -----------

Net cash provided by operating activities                  1,099,725       2,120,838

Investing activities:
  Net assets acquired in business combination                   -             95,134
  Purchases of property and equipment                       (493,870)       (672,079)
  Increase in organization costs                                -            (33,000)
  Proceeds from sale of property & equipment, other          168,850         227,115
  Issuance of notes receivable-officers                      (34,800)           -
                                                         -----------     -----------
  Net cash used in investing activities                     (359,820)       (382,830)

Financing activities:

  Net revolving line of credit payments                       (1,384)        (53,000)
  Proceeds from issuance of long-term debt                      -            235,265
  Principal payments on long-term debt                    (1,144,151)     (1,026,894)
  Partnership distributions                                 (100,987)       (687,201)
  Purchase of treasury stock                                    -             (1,000)
                                                         -----------     -----------
  Net cash used in financing activities                   (1,246,522)     (1,532,830)
Net increase (decrease) in cash and
  cash equivalents                                          (506,617)        205,178

Cash and cash equivalents at beginning of year               828,563         623,385
                                                         -----------     -----------
Cash and cash equivalents at end of year                 $   321,946     $   828,563
                                                         -----------     -----------
                                                         -----------     -----------

See accompanying notes

                        CATALYST ENERGY SERVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1995


1.    ORGANIZATION

      The registrant is Catalyst Energy Services, Inc. ("CESI"), a Delaware corporation, and its subsidiaries Manifold Valve Services, Inc. ("MVSI") (formerly Manifold Valve Service, Ltd. ("MVS"), a Texas limited partnership), and Compressor Dynamics, Inc. ("CDI") (formerly Compressor Dynamics, Ltd. ("CDL"), a Texas limited partnership) (collectively known as the "Company"). MVSI was formed by a stock exchange agreement ("Exchange Agreement") that was effective August 31, 1994 (See Note 2). CDI was formed by an exchange agreement that was effective June 15, 1995. (See
      Note 2). CESI is a holding company formed to acquire and operate subsidiaries engaged in the acquisition of "niche" companies, primarily serving the worldwide energy industry.

      MVSI's primary operations consist of providing valve repair and remanufacture services to the oil and gas drilling industry, along the U.S. Gulf Coast, and worldwide. The company specializes in high pressure (5,000 to 15,000 PSI) valves (primarily gate), that are principally used in oil and gas drilling applications.

      CDI's primary operations consist of the rental, sale and service of natural gas compressors to land-based independent gas producers in the U.S. Gulf Coast and Mid-Continent regions.


2.    BUSINESS COMBINATIONS

      MANIFOLD VALVE SERVICES, INC.

      On August 31, 1994 CESI and its subsidiary MVSI entered into the Exchange Agreement with Starstream Communications Group, Inc. ("SCGI") whereby the Company became the successor corporation.
      The transaction was accounted for as a reverse acquisition whereby the assets and liabilities of the Company remained at their historical cost bases and the assets and liabilities of SCGI were restated to their fair value as of August 31, 1994, all according to purchase accounting principles.

      The Exchange Agreement was initially entered into in January, 1994 between SCGI, MVS and the partners of MVS and was subsequently amended in March and June 1994, and became effective August 31, 1994. Pursuant to the Exchange Agreement, SCGI issued 68,069,686 shares of its common stock (subject to final adjustment to a maximum of 179,661,558 shares, or 96.6% of the outstanding shares, no later than June 30, 1995), constituting 91.5% of the post issuance outstanding SCGI shares to the MVS partners in exchange for all of the MVS partnership interests. Pursuant to the Exchange Agreement, the exchange was adjusted upward based on the market value of assets of SCGI, thereby increasing the MVS partners' percentage ownership from 91.5% to 94.9%. This final adjustment occurred June 30, 1995. All shares referred to above were prior to a 1 for 25 reverse split of the Company's common stock more fully described in Footnote 10.

      COMPRESSOR DYNAMICS, INC.

      On June 15, 1995, the Company issued 7,774,334 (post split) shares of its common stock and 319,174 shares of newly authorized Series A Preferred Stock, $.01 par value (the "Preferred Stock"), to the partners of CDL in exchange for all of such partners' interests in CDL, which constituted 100% of such interests. The shares of common stock issued in the CDL acquisition constituted approximately 60% of the common stock of the Company then outstanding. The CDL acquisition has been accounted for and given effect as though it had been effective for all periods covered by the accompanying financial statements. Because the Company and CDL are effectively controlled by a common entity (The Catalyst Group, Inc.) all assets and liabilities transferred in the CDL acquisition have been accounted for at historical cost, in a manner similar to that in a pooling of interests.

      No pro forma information has been presented due to the immateriality of SCGI's operations to the combined enterprise.

3.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      RECLASSIFICATIONS

      Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

      REVENUE RECOGNITION

      Revenue on compressor rentals is recognized ratably over the term of the rental agreements. Compressor sales are recorded upon delivery of the equipment to the customer. Compressor service revenue is recognized as the related services are provided with the exception of services provided on compressors leased with a service contract, which is recognized ratably over the term of the contract. Revenue on valve repair and remanufacture services is recognized upon delivery of the equipment to the customer.

      Compressors are generally rented on a short-term basis, 3 to 12 months. At the end of the lease term, the customer either returns the compressor or continues to rent the compressor on a month by month basis. Compressor leases may require the lessee to bear all repair and maintenance costs or the lease may provide that the Company maintain the compressor in good working order throughout the term of the lease.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is recorded using the straight line method over a range of estimated useful lives of the assets as follows:

                 Compressor rental fleet         5-10 years
                 Equipment                       3-10 years
                 Vehicles                        2-5  years
                 Furniture and fixtures          2-10 years

      ORGANIZATION COSTS

      The Company capitalizes organization costs and amortizes them on a straight-line basis over 60 months. Amortization expense for the years ended December 31, 1995 and 1994 was $41,097 and $40,599 respectively.

      INCOME TAXES

      The provision for federal income taxes is computed on the basis of the Company filing a consolidated federal income tax return.

      Effective August 31, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which was adopted January 1, 1993 by SCGI. Under SFAS No. 109, the liability method is used for determining the
      Company's provision for income taxes.   Under this method,
      deferred tax assets and liabilities are determined based on the differences between the financial reporting and income tax bases of the Company's assets and liabilities.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a remaining maturity of three months or less at date of acquisition to be cash equivalents.

      USE OF ESTIMATES

      The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.


      PRO FORMA NET INCOME PER COMMON SHARE

      Net income per common share for the year ended December 31, 1994 has been computed based upon the average number of shares outstanding for the first eight months of 1994, equivalent to the number of shares issued in exchange for the MVSI partnership interests as part of the business combination and the actual number of shares outstanding for the four months subsequent to the MVSI business combination. Net income per common share for the years ended December 31, 1995 and 1994 has been computed based on the average number of shares issued in exchange for the CDI partnership interests as a part of the business combination as if they were outstanding for all of 1995 and 1994. All calculations retroactively reflect the reverse stock split of 1 to 25 that occurred in November 1994 (see Note 10).


      SUPPLEMENTAL CASH FLOW INFORMATION

      The Company paid interest of $281,000 and $376,000 in 1995 and 1994, respectively. The Company paid income taxes of $226,500 and $15,000 in 1995 and 1994, respectively.

      INVENTORY

      Inventories are stated at the lower of cost or market with cost determined using the average cost method for the compressor fleet parts, the first-in, first-out method for the valve parts and specific identification for valve finished goods and long-term compressor parts. Inventory at December 31, 1995 consists of the following:

                Parts (compressor and valve)          $1,938,406
                Finished goods (valve)                   560,047
                Inventory reserve                       (194,426)
                                                      ----------
                Current Inventory                     $2,304,029
                                                      ----------
                                                      ----------
                Long-term compressor parts            $  686,565
                                                      ----------
                                                      ----------

      NEW ACCOUNTING STANDARD

      The Financial Accounting Standards Board (the "FASB") issued SFAS No. 121 entitled "Impairment of Long-Lived Assets" which is effective beginning in 1996. SFAS No. 121 specifies certain events and circumstances which indicate the cost of an asset or assets may be impaired, the method by which the evaluation should be performed, and the method by which writedowns, if any, of the asset or assets are to be determined and recognized. Management does not currently believe SFAS No. 121 will have a material impact on the Company's financial condition or operating results upon implementation.

      The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation", effective for fiscal years beginning after December 15, 1995. This statement allows companies to choose to adopt the statement's new rules for accounting for employee stock-based compensation plans. For those companies who choose not to adopt the new rules, the statement required disclosures as to what earnings and earnings per share would have been if the new rules had been adopted. Management intends to adopt the disclosure requirements of this statement in 1996.

4.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment at December 31, 1995 is stated at cost and consists of the following:

                Compressor Rental Fleet             $4,442,791
                Equipment                              717,079
                Vehicles                               615,170
                Furniture and Fixtures                 157,296
                                                    ----------
                                                     5,932,336

                Less: Accum. Depreciation           (2,428,795)
                                                    ----------
                                                    $3,503,541
                                                    ----------
                                                    ----------

      Accumulated depreciation related to the compressor rental fleet as of December 31, 1995 was $1,760,225.

5.    DEBT

      Long-term debts consist at December 31, 1995 of the following:

      Term note payable, bank, due in quarterly
         installments of principal only of
         $166,666 through October, 1999. The note
         bears interest at 8%, payable quarterly.                 $2,666,672

      Vehicle notes payable to banks, due in 36 and 48
         monthly installments of varying amounts.
         Interest is at fixed rates of 7% to 8% per annum.
         These notes are collateralized by certain Company
         vehicles.                                                    91,568
                                                                  ----------
                                                                   2,758,240

      Less current maturities                                       (714,453)
                                                                  ----------

      Total long-term debt                                        $2,043,787
                                                                  ----------
                                                                  ----------

      The Company has revolving credit lines at banks for both subsidiaries. The CDI line is due January 31, 1997 and is based on a formula of current assets not to exceed $1,000,000. Interest is computed at bank prime plus 1/2% and is payable quarterly. The MVSI line is due on January 7, 1997 and is based on a formula of current assets, not to exceed $500,000. Interest is computed at bank prime plus 3/4% and is payable monthly. At December 31, 1995, the Company has no outstanding borrowings against its revolving credit lines and has $1,455,794 of available borrowings.


      Annual maturities of principal on notes at December 31, 1995 are as follows:

                      Year Ending December 31,

                         1996     $  714,453
                         1997        704,075
                         1998        673,032
                         1999        666,680
                                  ----------
                                  $2,758,240
                                  ----------
                                  ----------

    The term note and revolving notes are collateralized by substantially all of the respective subsidiary assets. No cross pledge of assets exists, nor do parent company or subsidiary guarantees exist. The terms of the loan agreements require the Company to maintain certain minimum levels of working capital, tangible net worth, and debt coverage ratios and prohibit the payment of dividends, and restrict certain levels of capital expenditures, asset acquisitions, dispositions, etc.

6.    RELATED PARTY TRANSACTIONS

      On January 6, 1992 MVSI negotiated a note with Catalyst Capital
      Partners I, Ltd. ("CCPI"), a substantial shareholder.    MVSI paid
      interest to CCPI in the amount of $13,750 and $44,556 for the years ended December 31, 1995 and 1994, respectively. The note was retired July of 1995.

      In January of 1992 MVSI entered into a agreement with an officer and CESI shareholder for the lease of real property located in Jennings, Louisiana. The lease is for a primary term of five years with two renewal options for additional five year periods. On November 14, 1994 this lease agreement was amended due to material additions made to the leased facilities (see Note 13). The current lease payment is $5,000 per month. Lease payments for any additional term will be negotiated by the parties prior to the expiration of the existing term. Management of CESI believes the lease terms are "arms length".

      Effective January 1992, MVSI entered into separate five year employment agreements with three of its officers. As part of the agreement, MVSI has agreed to pay an annual performance bonus equal to 30% of annual MVSI adjusted earnings before interest and taxes in excess of $500,000. The bonus is not to exceed an aggregate of $800,000 during the term of the agreements. In addition, the officers have agreed not to compete with the Company for the three years subsequent to the expiration of the agreement. For the years ended December 31, 1995 and 1994 the Company has paid $240,576, and $172,525, respectively, related to the bonus agreement. At December 31, 1995, the maximum unearned amount available pursuant to the original performance bonus for all three officers is approximately $147,000.

      Effective January 1992, CDI entered into separate five year employment agreements with three of its officers. One officer has subsequently left the employment of CDI. As part of the agreement, CDI agreed to pay an annual performance bonus equal to 10% (reduced to 7.5% from the departure of one officer in 1995) of CDI adjusted earnings before interest and current taxes, provided that adjusted earnings exceed $325,000 per year. The Company has paid $48,111 and $110,439 for the years ended December 31, 1995 and 1994 respectively, for all three officers. In addition, the officers have agreed not to compete with the CDI for one year subsequent to the expiration of the agreement.

      In December, 1995 the Company negotiated three separate promissory notes with each of the three original CDI's officers totalling $34,800. The notes from the officers bear interest at 6% per annum payable annually commencing December 15, 1996. The notes mature on December 15, 2001 and are secured by 770,833 shares of the Company's common stock, owned by the three officers.

      Catalyst Compressor, Inc. ("CCI") an affiliate of The Catalyst Group, Inc., charged the Company fees for certain general, administrative, and management services totaling $102,000 and $108,000 in 1995 and 1994, respectively.

      The Company was a 50% partner in a joint venture from which the Company derived $366,935 and $476,343 of rental revenues in both 1995 and 1994 respectively. At December 31, 1994, the Company had receivables from the joint venture of $116,663. The Company acquired it's 50% joint venture partner's interest in 1995 for $155,000, effectively dissolving the joint venture. The acquisition was accounted for under the purchase method of accounting.

7.    MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

      MVSI's customers include international and domestic drilling contractors, rental tool and supply companies and oil and gas operators. The majority of MVSI's work is performed for offshore rig fleets. MVSI's 10 largest customers generated approximately 83% and 71% of its revenues for the years ended December 31, 1995 and 1994 respectively. The largest customer represented 18% and 14% of total revenues for the years ended December 31, 1995 and 1994, respectively. CDI's customers include domestic independent oil and gas producers operating in the Southwestern United States. CDI's 10 largest customer generated approximately 44% and 40% of its revenues for the years ended December 31, 1995 and 1994, respectively. The largest customer represented 17% and 16% of total revenues for the years ended December 31, 1995 and 1994, respectively. The Company's three largest customers represented 38% of the outstanding accounts receivable at December 31, 1995. The Company conducts ongoing evaluations of major customers to limit its credit risk and has not historically incurred any significant credit losses.

      The Company maintains deposits in banks which may exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of trade receivables and liabilities, notes receivable due from officers and various notes payable to banks. The Company believes the carrying value of these financial instruments approximate their estimated fair value.


9.    PROFIT SHARING PLAN

      The Company has defined contribution 401(k) plans covering substantially all of its employees. Employees are eligible for participation in the plans at semi-annual dates immediately following one year of service. Employee contributions are vested immediately and employer contributions are vested over a period of five years. The Company, at its discretion, matches up to 50% of a participant's salary deferred up to a maximum of 6% of a participant's compensation at CDI. The amount matched is a totally discretionary contribution at MVSI. Total plan expense in the form of Company contributions for the years ended December 31, 1995 and 1994 respectively was $62,916 and $62,540.

10.   STOCKHOLDERS' EQUITY

      On November 11, 1994 the Company effected a reverse split of its Common Stock at a ratio of 1 to 25 shares of outstanding common stock. Each holder of common stock is entitled to one vote for every share held.

      At December 31, 1994 the Company had 32,900 warrants outstanding with an exercise price of $4.50 per share. The warrants were fully vested and were exercisable but expired on December 31, 1995.

      On June 30, 1995, the number of shares issued in the MVS Exchange were "adjusted", for a final time under the terms of the Exchange Agreement, based upon the final determination of the realized value of the assets of SSCG. As a result of the adjustments made at December 31, 1994 and June 30, 1995, an additional 223,432 shares of common stock (reflecting the reverse split) were issued to the former MVS partners, giving the former MVS partners a total of 4,929,964 shares of common stock (reflecting the reverse split), or some 95.1% of the Company, before giving effect to the CDI merger, as described in the next paragraph.

      On June 15, 1995, the Company issued 7,774,334 shares of its common stock and 319,174 shares of newly authorized Series A Preferred Stock, $.01 par value, to the partners of CDL in exchange for all of such partners' interests in CDL, which represented 100% of CDL's partnership interests.

      The shares of Series A Preferred Stock have no stated dividend and are non-voting. The Company may at any time redeem all or any portion of the Series A Preferred Stock, although it is not obligated, at a price of $1.00 per share. Each share has liquidation preference in the amount of $1.00 per share before payments shall be made to holders of any other class of the Company's capital stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, only at the time that the Company sells shares of its common stock in an underwritten offering, into that number of shares of common stock determined by dividing $1.00 by the net price per share received by the Company in the underwritten offering. The Company may issue additional shares of preferred stock in whatever series and with whatever rights and privileges as determined by the Board of Directors.



11.   INCOME TAXES

      Effective August 31, 1994, the date the Company became a taxable entity, the Company adopted the liability method of accounting for income taxes required by SFAS No. 109.

      The reconciliation of income tax computed at the federal statutory tax rates to income tax expense for the years ended December 31, is as follows:

                                                             1995                   1994
                                                     -------------------    -------------------
                                                      AMOUNT     PERCENT      AMOUNT    PERCENT
                                                     --------    -------    ---------   -------
      Income tax at graduated statutory rate         $353,868     34.00%    $ 492,455    34.00%
      State income tax expense                         32,088      3.08        11,285      .78
      Partnership income not subject to
        corporate taxes                               (24,305)    (2.33)     (411,624)  (28.42)
      Effect of change in tax status                  258,447     24.83        33,745     2.32
      Pre-acquisition CESI activity and other            (728)     (.08)       (4,079)    (.28)
                                                     --------     -----      --------   ------
      Income tax expense                             $619,370     59.50%     $121,782     8.40%
                                                     --------     -----      --------   ------
                                                     --------     -----      --------   ------

      The predecessor partnership tax bases in their assets and liabilities was assumed by the Company as of August 31, 1994 for MVSI and June 15, 1995 for CDI. A deferred income tax liability of $33,745 was established at August 31, 1994 and $258,447 at June 15, 1995, to provide for the effect of future temporary differences between tax and financial reporting bases of certain assets and liabilities of these two entities as of the dates indicated.

      The significant components of the provision for income taxes for the years ended December 31, 1995 were as follows:

                                               1995                1994
                                             --------            --------
     Current federal tax expense             $282,343            $ 68,729
     Current state tax expense                 48,618              16,497
     Deferred tax expense                     288,409              36,556
                                             --------            --------
                                             $619,370            $121,782
                                             --------            --------
                                             --------            --------

      Significant components of the Company's deferred tax liabilities and assets as of December 31, are as follows:

                                                                1995
                                                            -----------
      Deferred tax assets
          Net operating loss carryforwards                  $   884,144
          Capital loss carryforwards                            193,929
          Other                                                   9,346
                                                            -----------
      Total deferred tax assets                               1,087,419
      Valuation Allowance                                    (1,078,073)
                                                            -----------
      Deferred tax assets (net of allowance)                      9,346
      Deferred tax liabilities
          Tax depreciation greater than book                    334,311
                                                            -----------
      Total deferred tax liabilities                            334,311
                                                            -----------

      Net deferred tax liability                            $   324,965
                                                            -----------
                                                            -----------

     At December 31, 1995, the Company had net operating loss carryforwards of approximately $2.33 million for income tax purposes that will expire from 2003 through 2007 and capital loss carryforwards of approximately $500,000 that will expire from 1998 through 1999. As a result of the change in ownership of the Company on August 31, 1994, the ultimate utilization of the Company's net operating losses and capital losses are limited.

     For financial reporting purposes, a valuation allowance of $1.078 million has been recognized to entirely offset the deferred tax assets related to those loss carryforwards.

     The deferred tax valuation allowance decreased from $1.095 million at December 31, 1994 to $1.078 million at December 31, 1995. The decrease is related to utilization of preacquisition losses realized in 1994.

12.  SEGMENT REPORTING

                                            REVENUES                  OPERATING EARNINGS           IDENTIFIABLE ASSETS
                                     YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,             DECEMBER 31,
                                       1995            1994           1995          1994          1995           1994
                                   -----------     -----------     ----------    ----------    ----------     ----------
Petroleum Equipment                $ 5,860,346     $ 4,877,826     $1,023,308    $  881,511    $2,162,194     $2,251,737
Compression Equipment                5,448,345       6,021,320        363,076       940,989     6,048,966      6,862,442
                                   -----------     -----------     ----------    ----------    ----------     ----------
            Total                  $11,308,691     $10,899,146      1,386,384     1,822,500     8,211,160      9,114,179
                                   -----------     -----------     ----------    ----------
                                   -----------     -----------     ----------    ----------
Interest expense                                                      272,492       359,884
General corporate                                                      73,104        14,219       194,596        137,688
                                                                   ----------    ----------
Consolidated income before
   income taxes                                                    $1,040,788    $1,448,397
                                                                   ----------    ----------
                                                                   ----------    ----------
                                                                                               ----------     ----------
Total assets                                                                                   $8,405,756     $9,251,687
                                                                                               ----------     ----------
                                                                                               ----------     ----------

                                                                  YEAR ENDED DECEMBER 31,
                                                                   1995             1994
                                                                 --------        -------
Depreciation and Amortization net of amounts included
in cost of service and rentals:
   Petroleum Drilling Equipment                                  $ 27,204        $ 51,585
   Compression Equipment                                          819,892         749,725
                                                                 --------        --------
       Total                                                     $847,096        $801,310
                                                                 --------        --------
                                                                 --------        --------
Capital Expenditures:
   Petroleum Drilling Equipment                                  $ 80,862        $301,529
   Compression Equipment                                          413,008         370,550
                                                                 --------        --------
       Total                                                     $493,870        $672,079
                                                                 --------        --------
                                                                 --------        --------

CESI operations are organized into two segments: Petroleum Equipment and Compression Equipment. The Petroleum Equipment segment presently repairs, remanufactures, and services valves, chokes and control systems, primarily for oil and gas drilling, activities. The Compression Equipment segment presently rents, services and sells natural gas compressors used in the production, transmission, storage and processing of natural gas and oil wells.

13.   COMMITMENTS AND CONTINGENCIES

      The Company has operating lease commitments for its primary office and service facility, storage yards, and miscellaneous equipment. On April 30, 1993, the Company signed a five-year renewal of its lease for CDI's primary office and service facility. The lease provides for the Company to pay real estate taxes and certain other occupancy expenses. In January 1992, MVSI (formerly MVS) entered into a five-year lease for its main facility owned by the President of MVSI Total rental expense for the periods ended December 31, 1995 and 1994 was approximately $193,700 and $186,000 respectively.

      Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                 Year ending December 31
                           1996                $173,349
                           1997                 103,749
                           1998                  39,103
                                               --------
                                               $316,201
                                               --------
                                               --------

      In the normal course of business, the Company becomes a party to legal proceedings and claims, primarily as a plaintiff relative to collecting disputed or delinquent accounts receivables for products or services. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position of the Company.


14.   PRO FORMA PROVISION FOR INCOME TAXES (UNAUDITED)

      The Company's partnership status was terminated when the business combinations discussed herein (see Note 2) were effected. To reflect the earnings of the Company on an after-tax basis, an unaudited pro forma provision for income tax has been included in the accompanying statements of income. This provision was computed as if the Company were a C corporation (taxable entity) for all years presented.

                     INDEX TO EXHIBITS

Exhibit                                                      Sequential
Number                   Description                        Page Number
------                   -----------                        -----------
 **2.1       Amended and Restated Exchange Agreement March
             31, 1994 (Exhibit 2(a) to Form 8-K).

 **2.2       Amendment to Amended and Restated Exchange
             Agreement, effective June 23, 1994 (Exhibit 2(b) to
             Form 8-K).

  *2.3       Exchange Agreement, June 15, 1995 (Exhibit 2.1 to
             Form 8-K).

 **3.2 Certificate to Amendment to the Certificate to Incorporation,effective August 18, 1994.

 **3.3 Certificate to Amendment to the Certificate to Incorporation, effective November 1, 1994

 **3.4       Bylaws

 **4.1       Specimen of Common Stock Certificate of Catalyst
             Energy Services, Inc.

**10.1 Lease Agreement as amended dated January 27, 1994, between Andrew Cormier and Manifold Valve Service, Ltd

**10.2       Employment Agreement between Andrew Cormier and
             Manifold Valve Services, Inc.

**10.3       Employment Agreement between Harry Ardoin, Jr. and
             Manifold Valve Services, Inc.

**10.4       Employment Agreement between Gary Cryer and
             Manifold Valve Services, Inc.

  10.5 Loan Agreement and First Amendment to Loan Agreement between Compressor Dynamics, Inc. and First Interstate Bank of Texas dated December 1, 1995.

  10.6 Loan Agreement between Manifold Valve Services, Inc. and First Interstate Bank of Texas dated September 1, 1995

  10.7       Employment Agreement between Gary Farr and Compressor
             Dynamics, Inc.

    21.1     Subsidiaries of Registrant.

    27       Financial Data Schedules