Form 10QSB
period 1996-03-31
CATALYST ENERGY SERVICES INC
filed 1996-05-15
CIK 815029

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended        March 31, 1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ________to_____________


        Commission file number: 0-16618

                          Catalyst Energy Services, Inc.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                    72-0885519
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                     3 Riverway, Ste 770, Houston, TX 77056
                    (Address of principal executive offices)

                                (713) 623-8133
                          (Issuer's telephone number)




(Former name, former address and former fiscal year, if changed since last year)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
   -----    -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 3/31/96, 12,957,223 shares of common stock were outstanding.


Transitional Small Business Disclosure Format (Check one): Yes      ; No  X
                                                              ------    -----

                                     INDEX

PART I - FINANCIAL INFORMATION                        PAGE
                                                      ----
ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheet as of
 March 31, 1996                                          3

Consolidated Statements of Operations
 Three months ended March 31, 1996 and 1995              4

Consolidated Statements of Cash Flows
 Three months Ended March 31, 1996 and 1995              5

Notes to Consolidated Financial Statements               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS        7 - 8

PART II  - OTHER INFORMATION                             9


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                 9

                        CATALYST ENERGY SERVICES, INC.
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                  (UNAUDITED)


                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   438,867
  Accounts receivable-trade, net of allowance of $90,018          1,312,929
  Notes receivable due from officers                                147,206
  Inventory, net                                                  2,289,876
  Prepaids and other current assets                                  70,777
                                                                -----------
    Total current assets                                          4,259,655

PROPERTY AND EQUIPMENT, AT COST:
  Property and equipment                                          6,371,437
  Accumulated depreciation                                       (2,656,800)
                                                                -----------
Total property and equipment, net                                 3,714,637
                                                                -----------
OTHER ASSETS:
  Inventory                                                         683,948
  Notes receivable due from officers                                 34,800
                                                                -----------
    TOTAL ASSETS                                                $ 8,693,040
                                                                -----------
                                                                -----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                      $   525,228
  Accrued liabilities                                               311,291
  Deferred revenue                                                  416,902
  Federal and state income taxes payable                            110,608
  Current portion of long-term debt and notes payable               999,109
                                                                -----------
Total current liabilities                                         2,363,138

LONG-TERM LIABILITIES:
  Deferred income taxes                                             313,804
  Long-term debt (net of current portion)                         1,888,689
                                                                -----------
Total long-term liabilities                                       2,202,493

STOCKHOLDERS'  EQUITY:
  Convertible preferred stock, $.01 par value;
     No stated dividend, non voting and non cumulative;
     5,000,000 shares authorized, 319,174 shares of Series A
     issued and outstanding                                           3,192
  Common stock, $.01 par value:
     225,000,000 shares authorized,  12,957,223 shares issued
     and outstanding                                                129,572
  Additional paid-in capital                                      1,396,150
  Retained earnings                                               2,599,495
                                                                -----------
                                                                  4,128,409
                                                                -----------
  Treasury stock (2,500 shares at cost)                              (1,000)
                                                                -----------
      Total stockholders' equity                                  4,127,409
                                                                -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 8,693,040
                                                                -----------
                                                                -----------

                        CATALYST ENERGY SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      QUARTERS ENDED MARCH 31
                                                      -----------------------
                                                         1996        1995
                                                      ----------  ----------
Service revenues                                      $1,338,294  $1,096,482
Rental revenues                                        1,287,318   1,391,363
                                                      ----------  ----------
  Total revenues                                       2,625,612   2,487,845

Cost of service revenues                                 977,768     771,790
Cost of rental revenues                                  686,529     794,025
                                                      ----------  ----------
  Cost of service and rental                           1,664,297   1,565,815

Gross profit                                             961,315     922,030

Selling, general and administrative expenses:
  Selling, general and administrative                    533,129     508,292
  Depreciation and amortization, net of amounts
   included in cost of service and rental                219,507     195,479
                                                      ----------  ----------
  Total selling, general and administrative              752,636     703,771
                                                      ----------  ----------
Operating income                                         208,679     218,259

Other income (expense):
  Gain on sale of equipment                               49,647      25,323
  Interest expense                                       (58,816)    (77,315)
  Interest income                                         12,389       5,363
  Other, net                                                 543       2,700
                                                      ----------  ----------
Total other (expense)                                      3,763     (43,929)
                                                      ----------  ----------

Income before  income tax                                212,442     174,330

Income tax expense
  Federal  - current                                      89,476      49,043
  State  - current                                        12,945       5,571
  Deferred tax expense                                   (11,161)         --
                                                      ----------  ----------
                                                          91,260      54,614
                                                      ----------  ----------
Net income                                            $  121,182  $  119,716
                                                      ----------  ----------
                                                      ----------  ----------

Net income per share                                  $      .01  $      .01
                                                      ----------  ----------
                                                      ----------  ----------

Number of common and common equivalent  shares        12,957,223  12,733,791
                                                      ----------  ----------
                                                      ----------  ----------
  Pro Forma information
    Historical income before tax                                  $  174,330
    Pro Forma provision for income taxes (Note 3)                     59,272
                                                                  ----------
    Pro Forma net income                                          $  115,058
                                                                  ----------
                                                                  ----------
    Pro Forma net income per share                                $      .01
                                                                  ----------
                                                                  ----------

                        CATALYST ENERGY SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     QUARTERS ENDED MARCH 31
                                                       1996           1995
                                                     ---------     ---------
Operating activities:
  Net income                                         $ 121,182     $ 119,716
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income taxes                             (11,161)           --
     Depreciation and amortization                     247,178       215,205
     Gain on sale of equipment                         (49,647)      (25,323)

  Changes in operating assets and liabilities:
     Accounts receivable                               183,204       265,681
     Other assets and prepaid expenses                 (12,124)      (29,890)
     Inventory                                          16,859       (35,561)
     Accounts payable, accrued liabilities &
      deferred revenue                                  87,383      (449,249)
     Federal and state income tax payable              (39,679)       49,614
                                                     ---------     ---------
  Net cash provided by operating activities            543,195       110,193

Investing activities:
  Capital expenditures for property and equipment     (460,601)      (51,842)
  Proceeds from sale of equipment                       51,975        34,120
                                                     ---------     ---------
  Net cash (used in) investing activities             (408,626)      (17,722)

Financing activities:
  Borrowings on revolving note                         285,430            --
  Issuance of notes receivable - officers             (147,206)           --
  Proceeds from long-term debt                          27,380            --
  Principal payments on long-term debt                (183,252)     (235,641)
  Partnership distributions                                 --      (100,986)
                                                     ---------     ---------
  Net cash (used in) financing activities              (17,648)     (336,627)

Net increase (decrease) in cash and cash equivalents   116,921      (244,156)

Cash and cash equivalents at beginning of period       321,946       828,563
                                                     ---------     ---------
Cash and cash equivalents at end of period           $ 438,867     $ 584,407
                                                     ---------     ---------
                                                     ---------     ---------

                        CATALYST ENERGY SERVICES, INC.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1996
                                  (UNAUDITED)

  NOTE 1 BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 1995.


  NOTE 2 BUSINESS COMBINATIONS

  COMPRESSOR DYNAMICS

  On June 15, 1995, the Company issued 7,774,334 (post split) shares of its common stock and 319,174 shares of newly authorized Series A Preferred Stock, $.01 par value, to the partners of CDL in exchange all of such partners' interests in CDL, which constituted 100% of such interests (the "Exchange Agreement"). The shares of common stock issued in the CDL acquisition constituted approximately 60% of the common stock of the Company then outstanding. The CDL acquisition has been accounted for given effect as though it had been effective for all periods covered by the accompanying financial statements. Because the Company and CDL are effectively controlled by a common entity (The Catalyst Group, Inc.) all assets and liabilities transferred in the CDL acquisition have been accounted for at historical cost, in a manner similar to that in a pooling of interests.


  NOTE 3 PRO FORMA PROVISION FOR INCOME TAXES

  The partnership status of CDL was terminated with the Exchange Agreement (see Note 2) as of June 15, 1995. To reflect the earnings of CESI on an after-tax basis, an unaudited pro forma provision for income tax has been included in the accompanying Statements of Operations for the quarter ending March 31, 1995. This provision was computed as if the former partnership were a C Corporation and responsible for its federal and state income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

In August 1994, CESI acquired MVSI. In June of 1995, CESI merged with CDL through an exchange pursuant to the Exchange Agreement accounted for following a method similar to pooling of interests accounting. As a result of these developments and the related accounting treatment of these events, CESI reports the consolidated results for MVSI and CDI (formerly CDL) for the fiscal quarters ended March 31, 1996 and 1995 in a more fully described the following "Results of Operations".

RESULTS OF OPERATIONS


FISCAL QUARTER ENDED MARCH 31, 1996 COMPARED TO FISCAL QUARTER ENDED MARCH 31, 1995.

CESI, whose operations are predominantly those of its two wholly owned subsidiaries MVSI and CDI, had total revenues for the first quarter 1996 of $2,625,612, which represented an increase of 5.5% over 1995's first quarter of $2,487,845. Separately, MVSI's revenues for the first quarter 1996 of $1,338,294, represents an increase of 22% over 1995's of $1,096,482, resulting from increased services provided to a robust offshore drilling market. CDI's revenues for the first quarter 1996 of $1,287,318 represents a decrease of 8.5% from 1995's first quarter of $1,391,363, due to an approximate 8.5% drop in average rental rates, which was not completely offset by marginally higher rental fleet utilization.

CESI's cost of services and rentals for the first quarter 1996 were $1,644,297, or 63% of total revenues. This compares to 1995's first quarter cost of services and rentals of $1,565,815, or 63% of total revenues. Separately, MVSI's cost of services for the first quarter 1996 were $977,768, or 73.1% of total service revenues. This compares to 1995's first quarter cost of services of $771,790, or 70.4% of total sales. The increase in cost of services results largely from the mix of service revenues between labor hours and equipment sales. Labor hour margins are generally less attractive than margins on the sale of equipment. CDI's cost of rentals for the first quarter 1996 were $686,529, or 53.3% of total sales. This compares favorably to 1995's first quarter cost of sales of $794,025, or 75.1% of total sales. This decrease in cost of rentals is due largely to the capitalization of certain costs of deploying numerous units related to a large rental contract for CDI's largest customer.

Selling, general and administrative ("SG&A") expenses were $533,129 for the first quarter 1996, or 20.3% of revenues, compared to $508,292, or 20.4% in the first quarter 1995. The modest increase of $24,837 for first quarter 1996 is attributable to costs associated with higher service revenues at MVSI. Depreciation and amortization was $219,507 for the first quarter 1996, versus $195,479 for the first quarter 1995, reflecting the additional depreciation related to net capital expenditures of depreciable personal property, principally at CDI.

Other income and expense, on a combined basis, resulted in a net income of $3,763 for the first quarter 1996, up from 1995's first quarter net expense of $43,929. This decrease in net other expense in the first quarter 1996 is largely the result of a reduction in interest expense from 1995's first quarter of $77,315 to $58,816 in first quarter 1996. The reduction relates primarily to the reduced level of fixed rate indebtedness. Gains on equipment sales increased to $49,647 in the first quarter 1996 compared to $25,323 in the first quarter 1995, reflecting higher levels of dispositions of idle compression equipment at CDI.

Net income from operations totalled $208,679 for the first quarter 1996 compared to $218,259 for the first quarter 1995. The modest decline in income from operations in the first quarter 1996 primarily reflects the increased selling, general and administrative expenses, and higher depreciation expense. Net income before taxes was $212,442 for the first quarter 1996, a 21.8% increase from 1995's first quarter amount of $174,330.

The Company's income tax provision for the first quarter 1996 is based on operating results from CDI, MVSI and the Company's operations. The first quarter of 1995 does not include an income tax provision for CDI's operations, since prior to the exchange on June 15, 1995, CDL was a limited partnership and therefore, no provision for income taxes was recognized for the first quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $438,867 at March 31, 1996 decreased $145,540, or 25% from March 31, 1995 due to the repayment of long-term debt and capital expenditures in excess of net cash provided by operating activities for 1996.

Total debt outstanding at March 31, 1996 was $2,887,798 compared to $3,666,750 at March 31, 1995. The Company reduced its net debt outstanding by making principal payments of $1,091,762 and incurring $312,810 of additional borrowings since March 31, 1995. At March 31, 1996, the Company had $285,430 outstanding borrowings against its revolving credit lines and has available borrowings based on the note agreements in force at CDI and MVSI, of $1,054,882. The Company anticipates that it will finance its working capital needs from net cash provided by its operating activities and from its revolving credit facilities, and/or amending its long-term financing agreements.

For the first quarter of 1996, net cash provided by operating activities was $543,195 compared to net cash provided of $110,195 in the first quarter 1995. The increase was primarily due to increases in accrued liabilities and accounts payable. Net cash used in investing activities increased from $17,732 in the first quarter 1995, to $408,626 in the first quarter 1996, due to increases in capital expenditures for compression equipment associated with the deployment of numerous compressors for a large rental contract for CDI's largest customer. Net cash used in financing activities decreased from $336,627 in the first quarter 1995, to $17,648 in the first quarter 1996.
The decrease in cash used was principally attributable to a $100,986 decline in partnership distributions because CDI ceased to be a partnership in June of 1995, $52,389 less in long term debt payments, coupled with the addition of $312,810 of revolving credit and long-term borrowings.

The Company expects that capital expenditures for the remainder of fiscal year 1996 could range from $250,000 to $300,000, depending upon overall market conditions in the compressor rental market. The Company expects to fund these expenditures with a combination of net cash provided by operations and the Company's revolving credit facilities, and/or amending its long-term financing agreements.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits.

The following exhibits are filed with this report.

27.    Financial Data Schedule.

(b)    No report on Form 8-K was filed during the quarter ended March 31, 1996

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Catalyst  Energy Services, Inc.           /s/ Rick Herrman
                                   ------------------------------------
         May 9, 1996               Rick Herrman, on behalf of the
                                    Registrant, and as Vice President