Form 10QSB
period 1996-06-30
CATALYST ENERGY SERVICES INC
filed 1996-08-13
CIK 815029

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        June 30, 1996
                                      --------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from ________to_____________

      Commission file number      0-16618
                             -------------------

                         CATALYST ENERGY SERVICES, INC.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                72-0885519
- -------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                    3 Riverway, Ste 770, Houston, TX    77056
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (713)  623-8133
- -------------------------------------------------------------------------------
                           (Issuer's telephone number)


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes      No  X
                                                                ----    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of 6/30/96, 12,957,223 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     ;   No   X
                                                               ----       ----

                                      INDEX




PART I - FINANCIAL INFORMATION                             PAGE
                                                           ----


ITEM 1.  FINANCIAL STATEMENTS.


Consolidated Balance Sheet as of
  June 30, 1996  .  . . . . . . . . . . . . . . . . . . . . . 3

Consolidated Statements of Operations
  Three and six months ended June 30, 1996 and 1995 . . . . . 4

Consolidated Statements of Cash Flows
  Six months Ended June 30, 1996 and 1995 . . . . . . . . . . 5

Notes to Consolidated Financial Statements  . . . . . . . . . 6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . 7-9




PART II  - OTHER INFORMATION  . . . . . . . . . . . . . . . . 10



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         Catalyst Energy Services, Inc.
                           Consolidated Balance Sheet
                                  June 30, 1996
                                   (Unaudited)

                  ASSETS
                  ------
CURRENT ASSETS:
Cash and cash equivalents                                    $  459,137
Accounts receivable-trade, net of allowance for
    doubtful accounts of $91,618                              1,622,835
Notes receivable due from officers                              127,845
Inventory, net                                                2,313,600
Prepaids and other current assets                                84,954
                                                             -----------
          Total current assets                                4,608,371

PROPERTY AND EQUIPMENT, NET                                   3,679,525

OTHER ASSETS:
Inventory                                                       713,447
Notes receivable due from officers                               34,800
                                                             -----------

          TOTAL ASSETS                                       $9,036,143
                                                             -----------
                                                             -----------

      LIABILITIES & STOCKHOLDERS' EQUITY
      ----------------------------------
CURRENT LIABILITIES:
Accounts payable-trade                                       $  424,773
Accrued liabilities                                             237,430
Deferred revenue                                                424,763
Federal and state income taxes payable                           97,463
Current portion of long-term debt and notes payable           1,452,681
                                                             -----------
          Total current liabilities                           2,637,110

LONG-TERM LIABILITIES:
Deferred income taxes                                           302,852
Long-term debt, net of current portion                        1,710,592
                                                             -----------
          Total long-term liabilities                         2,013,444

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.01 par value:
    No stated dividend, non voting and non cumulative;
    5,000,000 shares authorized, 319,174 shares of Series A
    issued and outstanding                                        3,192
Common stock, $.01 par value:
    225,000,000 shares authorized, 12,957,223 shares
    issued and outstanding                                      129,572
Additional paid-in capital                                    1,396,150
Retained earnings                                             2,857,675
                                                             -----------
                                                              4,386,589
                                                             -----------
Treasury stock (2,500 shares at cost)                            (1,000)
                                                             -----------
          Total stockholders' equity                          4,385,589
                                                             -----------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $9,036,143
                                                             -----------
                                                             -----------
See accompanying notes

                       Catalyst Energy Services, Inc.
                   Consolidated Statements of Operations
                                (Unaudited)


                                                            Six months ended June 30       Three months ended June 30
                                                           --------------------------      --------------------------
                                                              1996            1995            1996            1995
                                                           ----------      ----------      ----------      ----------
Service revenues                                           $2,875,337      $2,433,673      $1,537,043      $1,337,191
Rental revenues                                             2,656,344       2,715,877       1,369,026       1,324,514
                                                           ----------      ----------      ----------      ----------
  Total revenues                                            5,531,681       5,149,550       2,906,069       2,661,705

Cost of service revenues                                    1,982,672       1,603,920       1,004,904         832,121
Cost of rental revenues                                     1,430,505       1,555,050         743,976         761,025
                                                           ----------      ----------      ----------      ----------
  Cost of service and rental                                3,413,177       3,158,970       1,748,880       1,593,146

Gross profit                                                2,118,504       1,990,580       1,157,189       1,068,559

Selling, general & administrative expenses:
    Selling, general and administrative                       996,152       1,056,940         463,023         548,647
    Depreciation and amortization                             445,620         420,178         226,113         224,700
                                                           ----------      ----------      ----------      ----------
    Total SG&A expenses                                     1,441,772       1,477,118         689,136         773,347

Operating income                                              676,732         513,462         468,053         295,212

Other income(expense):
  Gain on sale of equipment                                    50,819         104,319           1,172          78,996
  Interest income                                              16,149          13,762           3,760           8,399
  Other, net                                                     (332)         14,104            (875)         11,405
  Interest expense                                           (120,189)       (147,929)        (61,373)        (70,614)
                                                           ----------      ----------      ----------      ----------
Total other (expense)                                         (53,553)        (15,744)        (57,316)         28,186

Income before tax                                             623,179         497,718         410,737         323,398

Income tax expense
  Federal-current                                             231,027         149,800         141,551         100,757
  State-current                                                34,902          23,300          21,957          17,729
  Deferred                                                    (22,113)        258,447         (10,952)        258,447
                                                           ----------      ----------      ----------      ----------
                                                              243,816         431,547         152,556         376,933
                                                           ----------      ----------      ----------      ----------
Net income                                                 $  379,363      $   66,171      $  258,181      $  (53,535)
                                                           ----------      ----------      ----------      ----------
                                                           ----------      ----------      ----------      ----------

Number of common and common equivalent shares              12,957,223      12,957,223      12,957,223      12,957,223
                                                           ----------      ----------      ----------      ----------
                                                           ----------      ----------      ----------      ----------

    Pro Forma information
        Historical income before tax                                       $  497,718                      $  323,398
        Pro Forma provision for income taxes                                  192,219                         124,892
                                                                           ----------                      ----------
        Pro Forma net income                                               $  305,499                      $  198,506
                                                                           ----------                      ----------
                                                                           ----------                      ----------
        Pro Forma net income per share                                          $0.02                           $0.02
                                                                           ----------                      ----------
                                                                           ----------                      ----------

See accompanying notes

                       Catalyst Energy Services, Inc.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                       Six months ended June 30
                                                       ------------------------
                                                          1996           1995
                                                       ---------      ---------
Operating activities:
    Net income                                         $ 379,363      $  66,171
    Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
        Deferred income taxes                           (22,113)        258,447
        Depreciation and amortization                   501,089         460,339
        Gain on sale of property and equipment          (50,819)        (99,525)

Changes in operating assets and liabilities:

    Accounts receivable, net                           (102,398)        414,562
    Other assets and prepaid expenses                   (52,539)        (14,306)
    Inventory, net                                       (9,574)        (95,262)
    Accounts payable, accrued liabilities &
       income taxes payable                            (156,095)       (473,975)
                                                      ---------       ---------
Net cash provided by operating activities               486,914         516,451

Investing activities:
    Purchases of property and equipment                (680,156)       (156,278)
    Proceeds from sale of property & equipment, other    53,202         177,330
    Issuance of notes receivable-officers              (147,206)            -
    Collection of notes receivable                       19,404             -
                                                      ---------       ---------
    Net cash from (used in) investing activities       (754,756)         21,052

Financing activities:

    Borrowings on revolving line of credit              742,661             -
    Proceeds from issuance of long-term debt             27,380             -
    Principal payments on long-term debt               (365,008)       (571,603)
    Partnership distributions                               -          (100,986)
                                                      ---------       ---------
    Net cash from (used in) financing activities        405,033        (672,589)

Net increase (decrease) in cash and
    cash equivalents                                    137,191        (135,086)

Cash and cash equivalents at beginning of period        321,946         768,984
                                                      ---------       ---------

Cash and cash equivalents at end of period            $ 459,137       $ 633,898
                                                      ---------       ---------
                                                      ---------       ---------

See accompanying notes

                       Catalyst Energy Services, Inc.
                        Consolidated Balance Sheet
                              June 30, 1996
                               (Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE 2 BUSINESS COMBINATIONS

COMPRESSOR DYNAMICS, INC. ("CDI")

On June 15, 1995, the Company issued 7,774,334 (post split) shares of its common stock and 319,174 shares of newly authorized Series A Preferred Stock, $.01 par value, to the partners of Compressor Dynamics, Ltd. ("CDL") in exchange all of such partners' interests in CDL, which constituted 100% of such interests (the "Exchange Agreement"). The shares of common stock issued in the CDL acquisition constituted approximately 60% of the common stock of the Company then outstanding. The CDL acquisition has been accounted for as though it had been effective for all periods covered by the accompanying financial statements. Because the Company and CDL are effectively controlled by a common entity (The Catalyst Group, Inc.), all assets and liabilities transferred in the CDL acquisition have been accounted for at their historical cost, in a manner similar to that in a pooling of interests.

NOTE 3 PRO FORMA PROVISION FOR INCOME TAXES

The partnership status of CDL was terminated with the Exchange Agreement as of June 15, 1995. To reflect the earnings of CESI on an after-tax basis, an unaudited pro forma provision for income tax has been included in the accompanying Statements of Operations for the three months and six months ended June 30, 1995. This provision was computed as if the former partnership were a C Corporation and responsible for its federal and state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In August 1994, CESI acquired Manifold Valve Services, Inc. ("MVSI"). In June of 1995, CESI merged with CDL through an exchange pursuant to the Exchange Agreement accounted for following a method similar to pooling of interests accounting. As a result of these developments and the related accounting treatment of these events, CESI reports the consolidated results for MVSI and CDI (formerly CDL) for the three months and six months ended June 30, 1996 and 1995 in a more fully described the following "Results of Operations".

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995.

CESI, whose operations are predominantly those of its two wholly-owned subsidiaries MVSI and CDI, had total revenues for the second quarter 1996 of $2,906,069, which represented an increase of 9.2% over 1995's second quarter of $2,661,705. Separately, MVSI's revenues for the second quarter 1996 of $1,537,043, represents an increase of 15% over 1995's of $1,337,191 resulting from increased custom fabrication services provided to a robust domestic offshore drilling market. CDI's revenues for the second quarter 1996 of $1,369,026 represents an increase of 3.3% from 1995's second quarter of $1,324,514, from marginally higher rental fleet utilization.

CESI's cost of services and rentals for the second quarter 1996 were $1,748,880, or 60% of total revenues. This compares to 1995's second quarter cost of services and rentals of $1,593,156, or 60% of total revenues. Separately, MVSI's cost of services for the second quarter 1996 were $1,004,904, or 65% of total service revenues. This compares to 1995's second
quarter cost of services of $832,131, or 62% of total sales.   The increase
in cost of services, results largely from the mix of service revenues between labor hours and equipment sales. Labor hour margins are generally less attractive than margins on the sale of equipment. CDI's cost of rentals for the second quarter 1996 were $743,976, or 54.3% of total sales. This compares favorably to 1995's second quarter cost of sales of $761,025, or 57.5% of total sales. The decrease is due largely to lower field repair and maintenance costs.

Selling, general and administrative ("SG&A") expenses were $463,023 for the second quarter 1996, or 15.9% of revenues, compared to $548,647, or 20.6% in the second quarter 1995. The modest decrease of $85,624 is attributable to lower management incentive bonuses at MVSI and lower payroll costs resulting from staffing reductions at CDI. Depreciation and amortization expense was $226,113 for the second quarter 1996, versus $224,700 for the first quarter 1995, reflecting the additional depreciation expense related to net capital expenditures of depreciable compression equipment at CDI.

Other income and expense, on a combined basis, resulted in a net other expense of $57,316 for the second quarter 1996, up from 1995's second quarter net other income of $28,186. This increase in net other expense in the second quarter 1996 is largely the result of a lower 1996 level of idle or surplus equipment dispositions at CDI.

Net income from operations totalled $468,053 for the second quarter 1996 compared to $295,202 for the second quarter 1995. The 58% increase primarily reflects the lower selling, general and administrative expenses relative to a higher gross margin. Net income before taxes was $410,737 for the second quarter 1996, a 27% increase from 1995's second quarter amount of $323,388.

The Company's income tax provision for the second quarter 1996 of $152,556 is based on operating results from CDI, MVSI and the Company's operations. The second quarter of 1995 includes a current income tax provision of $376,933 for the operations which are only to serve as the holding company for the subsidiaries of MVSI and the Company, a current provision for only the last 15 days of the quarter for CDI's operations and a one time deferred income tax provision of $258,447 to provide for the effect of temporary differences between the tax and financial reporting bases of certain assets and liabilities of CDI resulting from the consummation of the Exchange Agreement. Prior to the Exchange, CDL (CDI's predecessor) was a limited partnership and therefore, no provision for income taxes was recognized.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Total revenues for the six months ended June 30, 1996 increased $382,131 or 7.4% over the same 1995 period. Service revenues at MVSI increased $441,664 or 18% from 1995 to 1996, principally attributable to the expansion of services provided to the domestic offshore drilling industry. Rental revenues at CDI decreased by $59,533 or 2.2% largely due to a 10% decline in average rental rates which was somewhat offset by marginal increases (3.8%) in rental fleet utilization.

Costs of services and rentals for the 1996 six month period increased by $254,207 or 8% over the comparable 1995 period. Costs of service at MVSI for the 1996 six month period increased by $378,752 or 23.6% over the comparable 1995 period as a result of higher revenues from custom fabrication work, which generally yields marginally lower gross profit margin than MVSI's manifold and valve repair service work. CDI's costs of rental revenues for the 1996 six month period decreased by $124,545 or 8% over the comparable 1995 period. The decline was primarily due to lower field repair and maintenance costs coupled with the capitalization of certain costs of deploying numerous compressor units related to a 1996 make ready and mobilization for a large rental contract for CDI's largest customer.

Selling, general and administrative ("SG&A") expenses were $60,788, or 5.8% lower in the six month period in 1996 than the comparable 1995 period. The decline is due to lower management incentive bonuses at MVSI and lower employment related costs from staffing reductions at CDI. Depreciation and amortization expense increased by $25,442 reflecting the additional depreciation on 1996 capital expenditures at CDI, related primarily to the mobilization and make ready referred to above.

Other income and expense, resulted in $53,553 of other net expense for the 1996 six month period up from $15,744 of other net expense in the comparable six month period of 1995. The $37,809 increase was attributable to lower gains on sales of compression rental equipment ($53,500) offset somewhat by lower interest expense ($27,740), resulting from a reduced level of average outstanding debt, for the six month period in 1996.

Net income from operations totalled $676,732 for the six months ended June 30, 1996 compared to $513,462 for the six months ended June 30, 1995. The 32% increase reflects higher revenues coupled with a $60,788, or 5.8%, decline in SG&A expenses. Net income before taxes increased by 25% from $497,718 for the six months ended June 30, 1995 to $623,179 for the six months ended June 30, 1996.

The Company's income tax provision for the six months ended June 30, 1996 is based on operating results from CDI, MVSI and the Company's operations, which are only to serve as a holding company for the subsidiaries. The six months ended June 30, 1995 includes a current income tax provision for the operations of MVSI and the Company, a current provision for only the last 15 days of the period for CDI's operations and a one-time deferred income tax provision of $258,447 to provide for the effect of temporary differences between the tax and financial reporting bases of certain assets and liabilities of CDI resulting from the consummation of the Exchange Agreement. Prior to the Exchange, CDL (CDI's predecessor) was a limited partnership and therefore, no provision for income taxes was recognized.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $459,137 at June 30, 1996 decreased 28% from June 30, 1995 balance of $633,898 due to the repayment of long-term debt and capital expenditures in excess of net cash provided by operating activities for 1996.

Total debt outstanding at June 30, 1996 was $3,163,273 compared to $3,330,788 at June 30, 1995. The Company reduced its net outstanding debt by making principal payments of $937,556 and incurring $770,041 of additional borrowings since June 30, 1995. At June 30, 1996, the Company had $742,661 outstanding borrowings against the CDI revolving credit line and has available borrowings based on the note agreements in force at CDI and MVSI, of $689,700. The Company amended the terms of CDI's long-term financing agreements effective August 1, 1996 reducing CDI's term note principal payments from $166,666 to $125,000 per quarter.

For the six months ended June 30, 1996, net cash provided by operating activities was $486,914 compared to net cash provided of $516,451 in the comparable 1995 period. The $29,537 decrease was primarily due to increase in accounts receivables and decreases in accounts payable, accrued liabilities, and income taxes payable. In the second quarter 1995 investing activities were a $21,052 source of cash, compared to a $754,756 use of cash in the second quarter 1996. Increases in capital expenditures for compression equipment associated with the deployment of compressors for a large rental contract for CDI's largest
customer was the primary reason for the change.   For the six months of  1995,
financing activities used $672,589 in cash versus providing $754,756 in cash for the six months of 1996. The increase in net cash provided resulted from $742,661 in borrowing on CDI's revolving line of credit to fund capital expenditures.

The Company expects that capital expenditures for the remainder of the fiscal year 1996 could range from $300,000 to $400,000, depending upon overall market conditions in the compressor rental market and capital equipment expansion projects at MVSI. The Company expects to fund these expenditures with a combination of net cash provided from operations and/or the Company's revolving credit facilities.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.

The following exhibits are filed with this report.

27.  Financial Data Schedule.

(b)  No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CATALYST  ENERGY SERVICES, INC.            /S/  RON NIXON
- -------------------------------        ---------------------------------------
                                       Ron Nixon, on behalf of the Registrant,
        August  9, 1996                and as President
- -------------------------------